Form 10-Q
period 2000-09-30
INTRINSIX CORP
filed 2000-11-14
CIK 1108627

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q
(Mark one)

    [X]  Quarterly report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                       OR

    [_]  Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       COMMISSION FILE NUMBER 000-31123

                                ---------------

                                INTRINSIX CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                     04-2891898
(STATE OR OTHER JURISDICTION OF                (IRS EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

                                33 Lyman Street
                         Westboro, Massachusetts  01581
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES & ZIP CODE)

       Registrant's telephone number, including area code: (508) 836-4100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  [X]   No  [  ]

     As of November 14, 2000, there were outstanding 10,545,699 shares of the Registrant's Common Stock, no par value per share.

================================================================================

                               TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Unaudited Condensed Consolidated Financial Statements
                  Condensed Consolidated Balance Sheets...............................         3
                  Condensed Consolidated Statements of Operations.....................         4
                  Condensed Consolidated Statements of Cash Flows.....................         5
                  Notes to Condensed Condensed Consolidated Financial Statements......         6

         Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations...............................................         7

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........        15

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings...................................................        15

         Item 2.  Changes in Securities and Use of Proceeds...........................        15

         Item 6.  Exhibits and Reports on Form 8-K....................................        16

SIGNATURES............................................................................        17


PART I.  FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                INTRINSIX CORP.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,   SEPTEMBER 30,
                                                                         1999            2000
                                                                       ----------     -----------
                                                                                      (UNAUDITED)
                                ASSETS
Current assets:
 Cash and cash equivalents........................................     $  231,302     $   415,904
 Accounts receivable, net of allowance for doubtful accounts of
   $133,000 and $235,000 in 1999 and 2000,
   respectively...................................................      3,329,033       7,113,098
 Unbilled accounts receivable.....................................        888,836         659,401
 Prepaid expenses and other current assets........................        401,108       1,906,462
                                                                       ----------     -----------
   Total current assets...........................................      4,850,279      10,094,865
Property and equipment, net.......................................      1,349,525       2,006,762
Other assets......................................................         59,062         154,153

Goodwill, net.....................................................      1,374,547       1,223,148
                                                                       ----------     -----------
   Total assets...................................................     $7,633,413     $13,478,928
                                                                       ==========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt................................     $  359,212     $   362,861
 Line of credit...................................................             --       2,500,000
 Accounts payable.................................................        983,402       1,810,422
 Accrued compensation and benefits................................        952,937       1,839,090
 Accrued income taxes.............................................        529,106         269,451
 Other accrued expenses...........................................        334,148         779,439
 Deferred tax liabilities.........................................         55,657          55,657
                                                                       ----------     -----------
   Total current liabilities......................................      3,214,462       7,616,920
                                                                       ----------     -----------
Long-term debt, less current portion..............................      1,015,689         793,077
                                                                       ----------     -----------
Commitments and contingencies

Stockholders' equity:
Common stock, no par value, 70,000,000 shares authorized;
 11,755,253 shares issued in 1999 and 2000........................        272,798         982,587
Retained earnings.................................................      3,324,235       4,095,717
Treasury stock, 1,713,446 and 1,216,785 shares at cost in
 1999 and 2000, respectively......................................       (193,771)             --
Accumulated other comprehensive loss..............................             --          (9,373)
                                                                       ----------     -----------
   Total stockholders' equity.....................................      3,403,262       5,068,931
                                                                       ----------     -----------
     Total liabilities and stockholders' equity...................     $7,633,413     $13,478,928
                                                                       ==========     ===========

                    SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 INTRINSIX CORP.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER  30,
                                                          --------------------------------   --------------------------------
                                                                1999             2000            1999                2000
                                                          ---------------    -------------   -------------       ------------
                                                                     (UNAUDITED)                       (UNAUDITED)
Revenues...............................................      $ 7,721,905      $12,485,029      $22,546,428         $33,857,887
Cost of revenues (includes stock-based
   compensation of $0 and $157,850
   for the three months ended
   September 30, 1999 and 2000, respectively
   and $0 and $452,966 for the
   nine months ended September 30, 1999 and
   2000, respectively).................................        4,496,433        6,429,451       13,675,380          18,564,450
                                                             -----------      -----------      -----------         -----------

Gross profit...........................................        3,225,472        6,055,578        8,871,048          15,293,437
Operating expenses:
 Research and development expenses.....................          196,118          606,789          733,946           1,311,214
 Selling, general and administrative
   expenses (includes stock-based compensation of
   $0 and $60,973 for the three months ended
   September 30, 1999 and 2000, respectively,
   and $0 and $174,968 for the nine months ended
   September 30, 1999 and 2000, respectively)..........        2,360,421        4,602,537        6,834,973          12,090,402
                                                             -----------      -----------      -----------         -----------

   Total operating expenses............................        2,556,539        5,209,326        7,568,919          13,401,616
                                                             -----------      -----------      -----------         -----------
Operating income.......................................          668,933          846,252        1,302,129           1,891,821
Other income (expense):
 Other income..........................................            3,503            9,424           13,541               9,424
 Interest expense......................................           (4,822)        (103,942)         (29,889)           (193,309)
                                                             -----------      -----------      -----------         -----------
   Total other expense.................................           (1,319)         (94,518)         (16,348)           (183,885)
Income before income tax provision.....................          667,614          751,734        1,285,781           1,707,936
Income tax provision...................................          271,854          405,432          523,108             936,453
                                                             -----------      -----------      -----------         -----------
Net income.............................................      $   395,760      $   346,302      $   762,673         $   771,483
                                                             ===========      ===========      ===========         ===========
Basic earnings per share...............................            $0.04            $0.03            $0.08               $0.07
                                                             ===========      ===========      ===========         ===========
Diluted earnings per share.............................            $0.03            $0.03            $0.06               $0.06
                                                             ===========      ===========      ===========         ===========
Shares for basic computation...........................        9,941,506       10,442,963        9,902,836          10,290,184
                                                             ===========      ===========      ===========         ===========
Shares for diluted computation.........................       12,170,062       13,652,442       11,896,202          13,568,062
                                                             ===========      ===========      ===========         ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         INTRINSIX CORP.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER  30,
                                                      ------------------------------
                                                         1999               2000
                                                      -----------        -----------
                                                                (UNAUDITED)
Cash flows from operating activities:
 Net income ................................          $   762,672        $   771,483
 Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization............              449,612            817,796
   Bad debt expense.........................               86,081            103,309
   Gain on disposal of assets...............               48,666                 --
   Stock-based compensation.................                   --            627,934
   Deferred income taxes....................             (120,850)                --
   Changes in assets and liabilities (net
     of effect from acquisitions):
     Accounts receivable....................           (1,290,350)        (3,887,374)
     Unbilled accounts receivable...........               15,726            229,435
     Prepaid expenses and other current
      assets................................               14,002         (1,600,447)
     Accounts payable.......................              165,193            827,020
     Accrued expenses.......................              448,670          1,331,444
     Accrued income taxes...................              376,665           (259,655)
                                                      -----------        -----------
      Net cash provided by (used for)
        operating activities................              956,087         (1,039,055)

Cash flows from investing activities -
 Purchase of property and equipment.........             (431,302)        (1,323,636)

Cash flows from financing activities:
 Net increase (decrease) in line of
   credit...................................             (350,000)         2,500,000
 Repayments of long-term debt...............              (47,394)          (218,963)
 Issuance of common stock from treasury
   for cash.................................               17,900            275,629
                                                      -----------        -----------
 Net cash (used in) provided by financing
  activities................................             (379,494)         2,556,666


Effect of exchange rate changes on cash.....                   --             (9,373)
                                                      -----------        -----------
Net increase in cash........................              145,291            184,602
Cash and cash equivalents, beginning of
 period.....................................              235,504            231,302
                                                      -----------        -----------
Cash and cash equivalents, end of period....          $   380,795        $   415,904
                                                      ===========        ===========
Supplemental cash flow information:
 Cash paid for interest.....................          $    29,536        $   194,042
                                                      ===========        ===========
 Cash paid for income taxes.................          $   274,213        $ 1,192,567
                                                      ===========        ===========

           SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         INTRINSIX CORP.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS

     Intrinsix Corp. and its subsidiaries, together referred to as the "Company," are providers of advanced electronic design services to systems original equipment manufacturers and semiconductor companies. The Company designs semiconductor devices, as well as the accompanying system-level hardware and software that comprise advanced electronic products. The Company operates primarily in the United States of America, and has recently opened facilities in Canada and Europe.

2.   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The information set forth in these statements is unaudited and may be subject to normal year-end adjustments. The information reflects all adjustments that, in the opinion of management, are necessary to present a fair statement of the results of operations of the Company for the periods indicated. Results of operations for the interim period ended September 30, 2000 are not necessarily indicative of the results of operations for the full fiscal year. Certain information in footnote disclosure normally included in financial statements has been condensed or omitted in accordance with the rules and regulation of the Securities and Exchange Commission. These statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999 included in its Registration Statement (File No. 333-33920) on Form S-1.

     Stock Split--The accompanying financial statements reflect a 3-for-2 split of the Company's common stock which was effected on April 19, 2000. All share and per share information herein has been retroactively restated to reflect this split.

SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates--The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition--Revenues from design services are recognized as the services are provided, provided that no significant obligations remain and collection of the receivable is considered probable. Generally, contracts call for billings on a time and materials basis; however, in instances when a fixed fee contract is signed, revenue is recognized on a percentage-of-completion basis based on labor costs expended relative to total expected labor costs to complete the contract. Revenues recognized in excess of billed amounts are accumulated as unbilled receivables, and are generally billed in accordance with prearranged schedules negotiated with the client. Billings in excess of revenues earned would be accumulated as deferred revenue; however, to date, revenues recognized on fixed fee contracts have exceeded amounts billed. None of the fixed fee contracts entered into by the Company requires retainage or holdbacks of any portion of the agreed fee. In the event that costs to complete a given contract would exceed the related revenues, a loss would be recognized for those excess costs when such a loss is determined to have occurred; to date, there have been no losses on fixed fee contracts.

     Major Customers-- Major customers accounted for the following percentages of the Company's revenues and accounts receivable as follows:

                                NINE MONTHS
                            ENDED SEPTEMBER 30,
                   --------------------------------------
                     1999                2000
                   ----------   -------------------------
                                               ACCOUNTS
                    REVENUES     REVENUES     RECEIVABLE
                   ----------   ----------   ------------
Customer A.......     24%           22%            30%
Customer B.......     14%            7%            18%
Customer C.......      4%            8%            21%

     No other customers accounted for more than 10% of revenue or accounts receivable in any of the periods presented.

     Earnings Per Share--Net income per share has been computed using the weighted-average number of shares of common stock outstanding during each period. Diluted amounts per share include the impact of the Company's outstanding options.

     The following is a reconciliation of shares used in the basic computation to shares used in the diluted computation:

                                                           THREE MONTHS                     NINE MONTHS
                                                        ENDED SEPTEMBER 30,              ENDED SEPTEMBER 30,
                                                   ----------------------------       --------------------------
                                                      1999             2000              1999           2000
                                                   ----------       ----------        ----------     ----------
Shares used in basic computation.......             9,941,506       10,442,963         9,902,836     10,290,184
Potential common shares from options...             2,228,556        3,209,476         1,993,366      3,277,878
                                                   ----------       ----------        ----------     ----------
Shares used in diluted computation.....            12,170,062       13,652,442        11,896,202     13,568,062
                                                   ==========       ==========        ==========     ==========

     Newly Issued Accounting Standards--During 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued by the Financial Accounting Standards Board. This statement is effective for fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 is not expected to have a material effect on financial position or the results of operations, as the Company has not utilized such instruments to date.

     In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in
Financial Statements," which sets forth the SEC's views on appropriate revenue recognition practices. The Company believes that its current revenue recognition practices are in accordance with accounting principles generally accepted in the United States of America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements that involve risks and uncertainties. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including without limitation statements regarding our expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this report are based on information available to us, up to and including, the date of this document, and we assume no obligation to update any such forward-looking statements. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below, under "Certain Factors that May Affect Our Business" and elsewhere in this report.

COMPARATIVE RESULTS OF OPERATIONS FOR THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 WITH THE QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000

     Results of Operations. We are an independent provider of advanced electronic design services to systems OEMs and semiconductor companies. We design semiconductor devices, as well as the accompanying system-level hardware and software that comprise advanced electronics products. We deliver these design services through three engagement models. In our outsourcing model, employees perform services at our design centers, with limited interaction or collaboration with our customers. In our insourcing model, employees perform services at our customers' facilities with daily interaction with out customers. In our E sourcing model, we use Internet technology to allow our design engineers to collaborate with our customers remotely from our design centers.
We sell our services primarily though our direct sales force. As of September 30, 2000, we employed 209 highly skilled design engineers.

     We generate revenues principally from providing electronic design services which are typically billed on a time and materials basis and, in limited instances, on a milestone-based fixed price basis. Revenues are recognized upon provision of the services under time and materials contracts. Revenues under long-term fixed-price contracts are recognized using the percentage-of-completion method based on labor costs expended relative to total expected labor costs to complete a contract. Revenues recognized in excess of billed amounts are accumulated as unbilled receivables and are generally billed in accordance with prearranged schedules negotiated with the customer. Billings in excess of revenues earned would be accumulated as deferred revenue; however, to date, revenues recognized on fixed fee contracts have exceeded amounts billed. Our cost of revenues is primarily comprised of compensation paid to our design engineers. Other components of our cost of revenues include engineering management compensation, software design tools, technical training, and compensation paid to a limited number of contract design engineers.

     Revenues. During the three months ended September 30, 1999 and 2000, revenues increased from $7.7 million to $12.5 million, respectively. For the nine months ended September 30, 1999 and 2000, revenues increased from $22.5 million to $33.9 million, respectively. The principal reasons for the revenue growth were an increase in the number of engineers engaged on billable projects from 134 at September 30, 1999 to 209 at September 30, 2000, and an increase in the average billings per engineer during the three-month and nine-month periods ended September 30, 2000.

     Cost of Revenues and Gross Profit. For the three months ended September 30, 1999 and 2000, gross profit increased by 87.7%, from $3.2 million to $6.1 million, respectively. This resulted in gross margin of 41.8% and 48.5% in the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999 and 2000, gross profit increased by 72.4%, from $8.9 million to $15.3 million, respectively. This resulted in gross margin of 39.3% and 45.2% in the nine months ended September 30, 1999 and 2000, respectively. The increase in the gross profit for both the three-month and nine-month periods was due to hiring additional design engineers. The principal reason for the increase in gross margin for both the three-month and nine-month periods was an increase in the average billable rates of 12.3% and 10.2%, respectively.

     Research and Development Expenses. Research and development expenses result from the development of our proprietary software tools and design methodologies. Research and development expenses increased from $196,118 to $606,789 in the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999 and 2000, research and development expenses increased from $733,946 to $1,311,214, respectively. The increase in research and development expenses and the increase as a percentage of revenues for both the three-month and nine-month periods in 2000 was primarily a result of the increase in expenditures on staff dedicated to or participating in research and development efforts.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses include accounting and finance department expenses, sales and marketing expenses, recruiting expenses, corporate management expenses, and facilities and infrastructure-related expenses. Selling, general and administrative expenses increased from $2.4 million to $4.6 million in the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999 and 2000, selling, general and administrative expenses increased from $6.8 million to $12.1 million in the nine months ended September 30, 1999 and 2000, respectively. This increase was primarily due to an increase in selling, general and administrative staff from 38 to 56 people for the periods ended September 30, 1999 and 2000, respectively.

     Other Income (Expense). Other income or expense consists primarily of interest earned on invested cash and interest payments related to long-term debt. Interest expense increased from $4,822 to $103,942 in the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999 and 2000, interest expense increased from $29,889 to $193,309, respectively, as a result of borrowings on our lines of credit.

     Income Tax Provision. Our effective income tax rates increased from 40.7% to 53.9% in the three months ended September 30, 1999 and 2000, respectively. For the nine months ended September 30, 1999 and 2000, our effective income tax rates increased from 40.7% to 54.8%, respectively. This increase in our effective tax rate for both the three months and nine months periods was caused by an increase in stock-based compensation, which is generally nondeductible for tax purposes.

Liquidity and Capital Resources

Since 1986, our primary source of funding has been cash generated from operations. In December 1999, we borrowed $1.2 million from a bank for use in financing the purchase of the assets of the Design Division of Telexis Corporation.

At September 30, 2000, our primary sources of liquidity consisted of cash of approximately $415,904 and accounts receivable, both billed and unbilled, of approximately $7.8 million. In addition, we have a credit agreement with a bank under which the amounts outstanding at September 30, 2000 were $2.5 million. The line of credit provides for borrowings of up to $2.5 million, based on eligible accounts receivable. In addition, we have a term loan with the bank with a principal balance of $1.0 million at September 30, 2000. Amounts outstanding under the term loan are repayable in monthly installments of $25,000, plus interest, at the bank's prime rate plus 0.5% through 2004. Borrowings under the line of credit and term loan agreement are collateralized by all of our assets. The agreement contains financial performance requirements related to minimum levels of defined cash flow and quarterly net profit, and maximum amounts of total leverage. Under the terms of the agreement, we are precluded from paying cash dividends. The line of credit facility contained in the agreement expires in May 2001. We are required to repay any outstanding borrowings under the credit agreement with a portion of the proceeds of our proposed stock offering.

Our operating activities have generated or used cash of $956,087 and $(1,039,055) in the nine months ended September 30, 1999 and 2000, respectively. Cash generated by operations was primarily attributable to our net income before depreciation and amortization during those periods, offset by an increase in accounts receivable. The increase in accounts receivable was due to increased revenue growth during the periods presented. Our stated terms extended to all customers require payment of invoiced amounts within 30 days. Some larger customers may, as part of their cash management strategies, delay payment for short periods beyond these terms. As a result, depending on when revenue is recognized during a quarter, our collection experience may either improve or deteriorate slightly. Over time, however, we do not expect our collection experience to differ materially from that we have enjoyed in the past. The cash used by operations in the first nine months of 2000 was primarily attributable to the continued increase in accounts receivable offset by our net income before depreciation and amortization during those periods.

Cash used in investing activities was $431,302 and $1,323,636 for the nine months ended September 30, 1999 and 2000, respectively. This use of cash was principally for additions of computer equipment and furniture needed to equip our engineers in the field.

Cash used by or provided in financing activities was $(379,494) and $2,556,666 for the nine months ended September 30, 1999 and 2000, respectively. These cash inflows are primarily attributable to borrowings on available lines of credit, net, which are used to fund the working capital growth required by our continued expansion of the business and our revenues.

We anticipate that cash generated by operations, supplemented by our available line of credit and the expected net proceeds of our proposed stock offering, will be sufficient to meet our anticipated cash needs for at least the next 12 months.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

WE EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS DUE TO A NUMBER OF FREQUENTLY CHANGING BUSINESS CONDITIONS, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We experience fluctuations in our operating results due to a variety of factors, including:

 . the timing and size of engagements with our customers, including cancellations and reschedulings;

 . the gain or loss of significant customers, including as a result of industry consolidation;

 .  the gain or loss of engineers or other significant employees;

 .  increases in personnel and other costs;

 .  the cyclical nature of some of our target markets;

 .  the seasonality in revenue generation due to employee and customer vacations;

 .  unanticipated delays in our ability to complete customer engagements;

 .  changes in the mix of services we provide;

 .  changes in demand by the end users of our customers' products;

 .  market acceptance of our current and future services;

 .  variability of our customers' product life cycles;

 . cancellations, changes or delays of deliveries to us by our suppliers, including workstation manufacturers, software tool providers, semiconductor manufacturers and intellectual property providers; and

 .  general economic conditions.


As a result of the factors listed above and our dependence on relatively few customers whose order cycles vary significantly, our operating results could fluctuate significantly.

We cannot accurately forecast all of the above factors. As a result, we believe that period-to-period comparisons of our financial results are not indicative of our future performance. Our operating results in a future quarter or quarters may fall below the expectations of public market analysts or investors. If this were to occur, the price of our common stock could decline.

THE FAILURE TO HIRE AND RETAIN ADDITIONAL QUALIFIED PERSONNEL COULD IMPAIR OUR ABILITY TO DEVELOP AND MARKET OUR SERVICES.

Competition for highly skilled engineering, sales and management personnel in the electronic design services industry is intense, and we may not succeed in attracting and retaining these personnel. We experience competition from a wide variety of other technology companies. Many of these companies have substantially greater ability, either through cash or equity, to attract, retain and compensate qualified people. If we lose key personnel or are unable to attract key personnel we will not be able to maintain our position in the market or expand our business.

THE LOSS OF KEY MANAGEMENT COULD AFFECT OUR ABILITY TO RUN OUR BUSINESS.

Our success depends to a significant degree upon the continued contributions of our key management, particularly James A. Gobes, Jr., our Chief Executive Officer, and Mark A. Beal, our Chief Technical Officer. The loss of any of our key management could adversely affect our business. We do not have employment contracts with our key personnel.

OUR REVENUES AND PROFITS MAY DECREASE IF WE LOSE ANY OF OUR SIGNIFICANT
CUSTOMERS.

Historically, a relatively small number of customers have accounted for a significant portion of our revenues in any particular period. The loss of any significant customer could cause our revenues or profits to decline. In the nine months ended September 30, 1999 and 2000, our six largest customers accounted for 54.2% and 48.4% of our revenues, respectively, of which Texas Instruments represented 23.7% and 22.4%, respectively. We anticipate that sales of our services to relatively few customers will continue to account for a significant portion of our revenues. We do not have any long-term purchase commitments with our significant customers. Therefore, these customers could cancel design services contracts with limited notice and with little or no penalty.

Our dependence on a small number of customers increases the risks associated with our potential loss of customers resulting from business combinations or consolidations. If a customer or potential customer were acquired or combined with another company, the resulting company could cancel development efforts or purchase orders as part of the integration process. Although no major project has been cancelled to date for this reason, it could occur in the future as technology companies consolidate regularly.

OUR FAILURE TO PROVIDE SERVICES INCORPORATING CURRENT TECHNOLOGIES COULD IMPAIR OUR ABILITY TO ATTRACT AND RETAIN CUSTOMERS.

The electronic design services industry is characterized by rapidly changing technology, ongoing demands for greater speed and functionality, evolving industry standards and changing customer needs. Therefore, to be competitive, we must:

 . identify emerging technological trends and industry standards in our target markets;

 . quickly and effectively incorporate leading edge technologies in our services;

 . develop new and innovative services and enhance our current services in ways that differentiate our services from those of our competitors;

 .  bring services to market on a timely basis at competitive prices;

 . respond effectively to technological changes or new service offerings by others; and

 .  market and sell our services.

We cannot assure you that we will be able to meet the development and market introduction schedules for our new services or enhancements to our existing services or that these services will achieve market acceptance.

WE FACE INTENSE COMPETITION IN THE MARKET FOR ELECTRONIC DESIGN SERVICES.

Competition in the market for electronic design services is intense, and we expect it to increase in the future. We face competition from:

 . internal design service groups of electronic design automation, or EDA, companies such as Avant!, Cadence, Mentor Graphics and Synopsys, electronic manufacturing services, or EMS, companies such as Flextronics and Solectron, application specific integrated circuit, or ASIC, companies such as Actel, LSI Logic and Philips, and intellectual property and embedded software companies such as ARM, Artisan, SiCAN and Wind River Systems; and

 .  independent design services companies such as Accent Design, Advanced Digital
   Design, ASIC Alliance, ASIC International, First Pass, I2P and Qualis.

Furthermore, many of our existing and potential customers have the resources and capability to internally perform electronic design services. If these customers decided to expand and focus on the development of their internal electronic design services, we would lose sales opportunities.

Many of the companies with internal design services groups, as well as potential new competitors, may have longer operating histories, greater brand recognition, larger customer bases or greater financial and marketing resources than we do. They may therefore be able to respond more quickly than we can to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources than we can to developing and promoting their technologies and services. In addition, we may face competition from low-cost design services groups internationally.

OUR FAILURE TO PROTECT OUR PROPRIETARY RIGHTS, OR THE COSTS OF PROTECTING THESE RIGHTS, MAY HARM OUR ABILITY TO COMPETE.

We depend upon a combination of trademark laws, license agreements, non-disclosure and other contractual provisions to protect proprietary rights in our methodologies and other confidential information. Our failure to adequately protect those rights could result in others offering similar capabilities, potentially resulting in the loss of a competitive advantage and decreased revenues. In addition, we attempt to protect our proprietary information through confidentiality and license agreements with our employees and others. However, we may not have an adequate remedy in the event these agreements are breached, or any remedy, if our trade secrets are independently developed by others. Despite our efforts to protect our proprietary rights, existing intellectual property laws afford only limited protection. In addition, the laws of some foreign countries provide only limited proprietary rights protection.

Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. This litigation could result in substantial costs and diversion of resources.

WE COULD BE SUBJECT TO CLAIMS OF INFRINGEMENT OF THIRD-PARTY INTELLECTUAL PROPERTY, WHICH COULD RESULT IN SIGNIFICANT EXPENSE AND LOSS OF INTELLECTUAL PROPERTY RIGHTS.

The electronic design services industry is characterized by uncertain and conflicting intellectual property claims and frequent intellectual property litigation, especially regarding patent rights. From time to time, third parties assert patent, copyright, trademark and other intellectual property rights to technologies that are important to our business. We may receive notices of claims that the solutions we have developed infringe or may infringe the rights of third parties. Any litigation to determine the validity of these claims, including claims arising through our contractual indemnification of our customers, regardless of their merit or resolution, would likely be costly and divert the efforts and attention of our management and technical personnel. We cannot assure you that we would prevail in this litigation given the complex technical issues and inherent uncertainties in intellectual property litigation. If this litigation resulted in an adverse ruling, we could be required to:

 .  pay substantial damages to our customers or third parties;

 .  cease the use or sale of infringing services;

 .  discontinue the use of certain technology; or

 . obtain a license under the intellectual property rights of the third party claiming infringement, which license may not be available on reasonable terms, or at all.

In addition, our business often involves the development of software applications, hardware components and methodologies for specific client engagements. We generally retain the right to use any intellectual property that is developed during a client engagement that is of general applicability and is not specific to the client's project. We also develop software applications for our own internal use and we retain ownership of these applications. There can be no assurance that clients will not demand assignment of ownership or restrictions on our use of the work that we produce for clients in the future. Issues relating to the ownership of rights to use software can be complicated and there can be no assurance that disputes will not arise that affect our ability to reuse this software which could harm our business results.

IF WE FAIL TO SATISFY THE EXPECTATIONS OF OUR CUSTOMERS, OUR BUSINESS REPUTATION WILL BE HARMED, AND WE MAY INCUR SIGNIFICANT UNEXPECTED EXPENSES AND LOSE SALES OPPORTUNITIES.

Our services may prove to be inadequate or ineffective, or be based upon design imperfections or flawed methodologies. If this happens, we may experience:

 .  injury to our reputation;

 .  project cancellations and loss of sales;

 .  diversion of engineering, management and financial resources; or

 .  increased project costs.

In addition, because our services relate to critical products, systems and services, we may be subject to significant liability claims. Our customer engagements restrict our ability to disclose or use proprietary information of our customers. If we violate these restrictions, we could be subject to significant liability claims. Our agreements with customers typically contain provisions intended to limit our exposure to liability claims. These limitations may not, however, preclude all potential claims from being made. Although we have liability insurance, this coverage may not be sufficient to cover claims sought against us. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any of these claims, whether or not successful, could seriously damage our reputation and our business.

OUR LENGTHY SALES CYCLE MAKES IT DIFFICULT FOR US TO PREDICT IF OR WHEN A SALE WILL BE MADE.

The timing of our sales may be difficult to predict because of the length of the sales cycle and the variability of the duration of the engagements for our services. While potential customers are evaluating our services and before they commit a project to us, we may incur sales and marketing expenses and expend significant management effort. Often customers can cancel an ongoing engagement on short notice without penalty. The cancellation or reduction of our services could cause our revenues or profits to decline.

IF WE FAIL TO ESTABLISH AND MAINTAIN OUR RELATIONSHIPS WITH KEY PARTICIPANTS IN OUR TARGET MARKETS, WE MAY HAVE DIFFICULTY MARKETING OUR SERVICES.

It is important to our success to establish and maintain relationships with companies that are key technology suppliers to our customers. We believe that we need to work closely with these suppliers to gain valuable insights into market demands for new services and to identify and gain access to the latest semiconductor technologies, the most advanced software tools and methodologies and advanced intellectual property offerings. We do not have written agreements ensuring the continued existence of these relationships. If we fail to establish and maintain these relationships, it would become more difficult for us to develop and market services required by our customers.

OUR RAPID GROWTH HAS STRAINED OUR RESOURCES, AND WE MAY NOT BE ABLE TO MANAGE FUTURE GROWTH.

We have experienced a period of rapid growth and expansion, which has placed, and continues to place, a significant strain on our resources. This growth has required us to increase the number of our employees from 87 as of December 31, 1997 to 265 as of September 30, 2000 and the number of our design centers from six as of December 31, 1997 to 19 as of September 30, 2000. This expansion has resulted in increased responsibilities for our management and the need to implement additional controls over our operations, some of which are still in the process of being implemented. If we continue to expand our operations, we may significantly strain our management, financial, information systems and other resources. Moreover, we cannot be certain that our systems, procedures, controls and existing physical facilities will be adequate to support our operations.

AS WE ESTABLISH INTERNATIONAL OPERATIONS, WE WILL FACE NEW BUSINESS RISKS THAT WE HAVE NOT ENCOUNTERED PREVIOUSLY.

Historically, we have not derived a significant portion of our revenues from sales to customers outside the United States. We have one design center in Canada. Over the next several years, we plan to establish design centers and operations in Europe and Asia, including Germany, Israel, India and Japan. This expansion will require additional resources and management attention and will subject us to new regulatory, economic and political risks. Given our limited experience in international markets, we cannot be sure that our international expansion will be successful. In addition, we will face new risks in doing business internationally. These risks could reduce demand for our services, lower the prices at which we can sell our services, or otherwise have an adverse effect on our operating results. Among the risks we believe are most likely to affect us are:

 .  longer payment cycles and problems in collecting accounts receivable;

 .  adverse changes in trade and tax regulations;

 . the absence or significant lack of legal protection for intellectual property rights;

 .  the adoption of data privacy laws or regulations;

 .  increase in seasonality of revenues;

 .  political and economic instability; and

 .  foreign currency exchange rate fluctuations.

WE MAY ENGAGE IN ACQUISITIONS THAT MAY HARM OUR OPERATING RESULTS, DILUTE OUR STOCKHOLDERS AND CAUSE US TO INCUR DEBT OR ASSUME CONTINGENT LIABILITIES.

As part of our business strategy, we may make investments in complementary companies, services or technologies that we believe would be advantageous to the development of our business. If we acquire a company, we could have difficulty in assimilating that company's personnel and operations. In addition, the key personnel of the acquired company may decide not to become our employees. If we make other types of acquisitions, we could have difficulty in assimilating the acquired services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may issue equity securities to pay for any future acquisitions, which could be dilutive to our existing stockholders. We may also incur debt or assume contingent liabilities in connection with acquisitions, which could harm our operating results.

IF WE FAIL TO INTEGRATE OUR RECENTLY COMPLETED ACQUISITIONS EFFECTIVELY, IT COULD ADVERSELY AFFECT OUR OPERATING EXPENSES AND COULD CAUSE US TO FAIL TO ACHIEVE THE BENEFITS WE EXPECTED.

In 1999, we merged with Seva Technologies of Fremont, California and acquired the assets of the Design Division of Telexis Corporation of Kanata, Ontario. The integration of these entities may be disruptive, divert management time and attention and result in a failure to realize the expected benefits of these acquisitions. The problems may be accentuated since both of these entities are located far from our headquarters and since one company is a foreign entity. If we do not integrate these acquisitions effectively, we could fail to achieve the benefits we expected and our business may be adversely affected.

THE CYCLICALITY OF THE SEMICONDUCTOR INDUSTRY MAY IMPACT OUR OPERATING RESULTS.

Our industry is highly dependent on the growth and performance of the semiconductor industry which is highly cyclical and subject to rapid technological change. From time to time, the semiconductor industry has experienced significant economic downturns, characterized by diminished product demand, rapid price drops and excess production capacity. This likely would affect customers' demands for our services. Accordingly, our operating results may vary significantly as a result of general conditions in the semiconductor industry.

OUR SUCCESS DEPENDS ON THE CONTINUED GROWTH OF THE GLOBAL COMMUNICATIONS INFRASTRUCTURE, INCLUDING THE INTERNET.

We derive a significant portion of our revenues by providing electronic design services to electronics and semiconductor companies whose primary markets are in telecommunications, data communications and the Internet. We depend on the continued growth of these markets, which largely dictates the demand for the electronic components, devices and subsystems to which our services relate. The continued growth of this global communications infrastructure depends on various factors, nearly all of which are outside our control. Related risks include that:
 .  this infrastructure may not be able to support the demands placed on it;

 . the performance and reliability of the networks in this infrastructure may decline as usage grows; and

 . privacy, security and authentication concerns with respect to the transmission of confidential information over the Internet may result in decreased usage.

Although our target markets have experienced significant growth in recent years, they may not continue to grow as rapidly or at all. If they fail to grow, grow more slowly than expected or decline, our operating results could be harmed.

In addition, we rely on the Internet to deliver services to many of our customers. If the ability of our engineers to communicate and collaborate with our customers using Internet technology diminishes, our operating results could suffer.

YEAR 2000 IMPACT

We have not experienced any problems with our computer systems relating to such systems being unable to recognize appropriate dates related to the year 2000. We are also not aware of any material problems with our clients or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not currently utilize any type of derivative instrument which would subject us to significant amounts of market risk. We do utilize a line of credit for seasonal funding of working capital, which bears interest at a bank's prime rate plus 0.5%. The impact of a 10% increase or decrease in interest rates during the interim period ended September 30, 2000 would have resulted in an insignificant change in interest expense due to limited amounts of debt outstanding during 2000.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Intrinsix is subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a significant adverse effect on our consolidated results of operations or consolidated financial position.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Recent Sales of Unregistered Securities.

       During the three months ended September 30, 2000, we issued an aggregate of 227,300 shares of our common stock to employees of ours upon exercise of options granted under our 2000 stock incentive plan at exercise prices ranging from $9.00 to $9.90. We issued these securities pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(d)  Use of Proceeds.

       On August 9, 2000, the Securities and Exchange Commission declared the Registration Statement on Form S-1 (File No. 333-33920) effective (the "Registration Statement"). On September 7, 2000 we filed a Post-Effective Amendment No. 1 to the Registration Statement, on September 27, 2000, we filed a Post-Effective Amendment No. 2 to the Registration Statement and on October 4, 2000, we filed a Post-Effective Amendment No. 3 to the Registration Statement. The managing underwriters in the proposed offering are CIBC World Markets Corp., Robertson Stephens, Inc. and Adams Harkness & Hill, Inc. As of September 30, 2000, we had not commenced the initial public offering of shares of our common stock due to unanticipated market conditions resulting in insufficient interest to sell the shares being offered. Consequently no shares have been sold in the proposed offering, and we have received no proceeds from the proposed offering.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     Exhibit 27.1  Financial Data Schedule

(B)  REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTRINSIX CORP.
                                    ----------------------------
                                    (Registrant)

Dated: November 14, 2000            /s/ Brian C. Meeks
                                    ----------------------------
                                    Brian C. Meeks
                                    Chief Financial Officer
                                    (Principal Financial and
                                    Accounting Officer)

                                INTRINSIX CORP.

                               INDEX TO EXHIBITS



EXHIBIT               DESCRIPTION
-------               -----------


  27.1                Financial Data Schedule